Form 10QSB
period 1996-09-30
FIRST SOUTHERN BANKSHARES INC/GA
filed 1996-11-14
CIK 1017299

Securities and Exchange Commission



                               FORM 10-QSB


  Quarterly Report Under Section 13 of the Securities Exchange Act of 1934

                  For the Quarter Ended September 30, 1996




                       FIRST SOUTHERN BANCSHARES, INC.
              (Exact name of bank as specified in its charter)

                            Lithonia, Georgia
                (State or jurisdiction of incorporation)

                              58-2171291
                 (I.R.S. Employer Identification No.)

                 2727 Panola Road, Lithonia, Georgia
               (Address of principal executive offices)

                                30058
                              (Zip Code)

                           (770)  987-3511
                      (Bank's telephone number)

                             Not Applicable
     (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the bank (1) has filed all reports required to be filed by section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  X    Yes                     No

Indicate the number of shares outstanding of each of the bank's classes of common stock, as of the latest practicable date



            524,208                    As of September 30, 1996
      Shares of Common Stock             Latest Practical Date

                    Securities Exchange Commission
                             Form 10-QSB

                           Quarterly Report
                 For Quarter Ended September 30, 1996




Table of Contents


Part I

1.  Consolidated Financial Statements
2.  Notes to the Consolidated Financial Statements
3. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II
      Financial Information
1. Legal Proceedings
2. Change in Securities
3. Defaults Upon Senior Securities
4. Submission of Matters to a Vote of Security Holders
6. Exhibits and Reports on Form 10-QSB
      Other Information

                             FIRST SOUTHERN BANCSHARES, INC.
                              Consolidated Balance Sheets
                                    (Unaudited)

                                                    September 30    December 31
          ASSETS                                        1996            1995

Current Assets
  Cash and due from banks                           $ 3,089,996     $ 2,046,906
  Account Receivables                                    30,814               -
  Federal funds sold                                  1,750,000       5,700,000
  Securities available for sale, at fair value        5,206,857       3,887,888
  Securities held to maturity, at amortized cost      7,748,331       5,644,389

  Loans                                              30,666,078      22,778,100
  Less: allowance for loan losses                      (384,113)       (386,561)
    Loans, net                                       30,281,965      22,391,539

Premises and equipment, net                           2,909,303       2,055,975
Other assets                                            565,902         504,064

                                                    $51,583,168     $42,230,761

           LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Noninterest-bearing demand                        $ 9,525,686     $ 6,758,903
  Interest-bearing demand                             4,621,763       3,975,759
  Savings                                             4,208,555       3,037,360
  Time, $100,000 and over                            11,499,348       7,014,753
  Other time                                         15,322,341      15,596,280
    Total Deposits                                   45,177,693      36,383,055

Note Payable                                            400,000          80,000
Other Liabilities                                       640,472         462,919
  Total Liabilities                                  46,218,165      36,925,974

Stockholders' Equity
  Common stock, par value $ 5; 10,000,000
  shares authorized; 528,958 issued; 524,208
  and 521,562 shares outstanding in 1996 and
  1995, respectively                                  2,644,790       2,631,560
  Surplus                                             2,644,790       2,631,560
  Treasury Stocks, at  cost                             (45,648)        (45,648)
  Retained Earnings                                     242,594          81,818
  Net unrealized gains (losses)                        (121,523)          5,497
    Total Stockholders' Equity                        5,365,003       5,304,787

  TOTAL LIABILITIES AND EQUITY                      $51,583,168     $42,230,761

See notes to consolidated financial statements.

                                        FIRST SOUTHERN BANCSHARES, INC.
                                        Consolidated Income Statements
                                                 (Unaudited)

                                             Three Months Ended                   Nine Months Ended
                                         September 30,   September 30,      September 30,     September 30
                                              1996          1995               1996                1995
Interest Income
 Interest & fees on loans                 $   827,539    $672,345           $2,250,087        $1,915,048
 Interest on investments                      195,568      97,857              492,077           262,151
 Interest on Federal funds                     30,608      63,316              182,473           137,908
 Total Interest Income                      1,053,715     833,518            2,924,637         2,315,107

Interest on Deposit                           460,017     365,025            1,274,820           896,149
Interest on Note Payable                        9,200       1,650               12,850             1,650
                                              469,217     366,675            1,287,670           897,799

 Net Interest Income                          584,497     466,843            1,636,966         1,417,308

Provision for loan losses                      44,000      28,500              104,000            66,500

 Net Interest Income After
 Provision for Loan Losses                     540,497    438,343            1,532,966         1,350,808

Other Income
 Service charge on deposits                    151,411    211,001              656,191           626,611
 Other charges and fees                        176,168     12,360              216,045            78,092
                                               327,579    223,361              872,236           704,703

Other Expenses
 Salaries & benefits                           388,100     259,226            1,023,482          763,680
 Net Occupancy and equipment expenses          152,748     (79,781)             427,197          141,410
 Other operating expenses                      232,689     338,845              701,391          798,228
                                               773,538     518,290            2,152,071        1,703,318

Income Before Taxes                             94,539     143,414              253,132          352,193

Income Tax Expense                              29,787      54,600               66,276          102,600

Net Income                                   $  64,752   $  88,814           $  186,856      $   249,593

Net Income Per Common and Common
 Equivalent Share                            $    0.12   $    0.17           $     0.36      $      0.48

See notes to consolidated financial statements.

                      FIRST SOUTHERN BANCSHARES, INC.
                   Consolidated Statements of Cash Flows
             Months ended September 30, 1996 and September 30, 1995

                                                 September 30     September 30
                                                     1996              1995
Cash flows from operating activities:
Net Income                                     $    186,856       $    256,765
Depreciation                                        203,453             63,917
Provision for loan loss                             104,000             66,500
Gain on sale of equipment                           (10,557)                 -
Deferred Income taxes                                38,746            102,600
Other assets and accruals, net                       88,063             94,792
                                                    610,560            584,574

Cash flow from investing activities:
Net (increase) decrease in Fund Funds             3,950,000         (2,400,000)
Proceeds from maturities of securities
  available for sale                              1,232,259          2,366,772
Proceeds from maturities of securities
  held to maturity                                1,753,905                  -
Purchase of securities available for sale        (2,997,623)        (3,581,273)
Purchase of securities held for maturities       (3,842,555)                 -
Net increase in loans                            (7,994,426)        (3,983,835)
Proceeds from the sale of equipment                  14,000                  -
Purchase of premises and equipment                 (807,220)          (228,854)
                                                 (8,691,660)        (7,827,190)

Cash flows from financing activities:
Net increse in deposits                           8,794,638          5,105,662
Proceeds from line of credit                        400,000             75,000
Repayment of line of credit                         (80,000)                 -
Purchase  of treasury stock                               -                  -
Dividends paid                                      (16,908)                 -
Proceeds from the sale of stock                      26,460                  -
                                                  9,124,190          5,180,662

Net increase (decrease) in cash
 and due from banks                               1,043,090         (2,061,954)

Cash and Due from Banks, beginning of year        2,046,906          4,518,598

Cash and Due from Banks, end of quarter          $3,089,996         $2,456,644

                     Securities Exchange Commission
                              Form 10-QSB



First Southern Bancshares and Subsidiary

Notes To Consolidated Financial Statements

Basis of Presentation: The consolidated statements of financial position as of September 30, 1996 and the related statements of income and cash flows for the nine month period then ended are unaudited. In the opinion of management, such consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Southern Bancshares and subsidiaries as of September 30, 1996 and December 31, 1995, and the results of their operations for the nine month periods ended September 30, 1996 and 1995, and their cash flows for the nine month periods ended September 30, 1996 and 1995.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. A comprehensive set of the Company's notes are set forth in the Company's 1995 Annual Report to Shareholders on file with the Securities and Exchange Commission.

Earnings Per Share: Net income per common and common equivalent share was computed by dividing net income by the weight average number of shares of common stock and common stock equivalents outstanding during the year.

Commitments and Contingents: In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of loan commitments at September 30, 1996 and December 31, 1995 was $9,273,000 and $ 10,201,000, respectively. Additionally, standby letters of credit of approximately $30,000 was outstanding at December 31, 1995. There were no standby letters of credit for the quarter ended September 30, 1996. Management does not anticipate any significant losses to result from these transactions.

Acquisition: On September 6, 1996, FSB Mortgage Services, Inc., a subsidiary of the First Southern Bancshares, Inc. (the "Company"), acquired the assets of American Financial Mortgage Corp. ("AFM"), a mortgage broker company. As of the acquisition date, AFM had assets of approximately $246,000. The purchase price of AFM was $225,000, consisting of cash of $175,000 and 5,000 shares of the Company common stock valued at $50,000. The transaction was accounted for as a purchase resulting in the recording of total assets of approximately $246,000.

Current Accounting Developments: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Assets to be Disposed of," which was effective for the Company beginning January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The implementation of SFAS No. 121 did not have a material impact on the Company's financial condition or results of operations.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

Reclassifications:   Certain amounts for 1995 have been
reclassified to conform to the current period presentation.

                 Securities Exchange Commission
                        Form 10-QSB

Management Discussion and Analysis of Financial Condition and
Results of Operations

Changes In Financial Condition

Total assets increased $9,352,407 from December 31, 1995 to September 30, 1996. The 22.2 percent growth in assets resulted primarily from an increase in deposits of $8,794,638 or 24.2 percent. As a result, gross loans increased $7,887,978 or 34.6 percent. Cash and due from banks reflected an increase of $1,043,090, and federal funds sold decrease by $3,950,000 or
69.3 percent. The decreases are the results of management refocusing its liquidity position and its investment strategy to improve earnings by investing these funds in higher yielding assets. As a result, investment securities increased by $3,422,911 or 37.3 percent, excluding unrealized gains (losses) on available for sale securities of ($121,523) and $5,497, at September 30, 1996 and December 31, 1995, respectively.

Total deposits grew at a rate of 24.2 percent or $8,794,638 for the nine month period. Non-interest bearing deposits increased $2,766,733 or 40.9 percent, while time deposit increased $4,210,656 or 18.6 percent. This growth in time deposits reflects interest sensitive customers shifting their funds from lower interest-bearing accounts to higher yielding time deposits as well as normal growth. The loan-to-deposits ratios were 67.0 percent and 62.61 percent on September 30, 1996 and December 31, 1995, respectively.

Common stock outstanding increased by 2,646 shares for the first nine month due to new shareholders investing in the Company and provided cash of $26,460. Retained earnings reflect a declared cash dividends of $.05 and payable on 521,562 shares outstanding to shareholders on record as of December 31, 1995. Retained earnings also includes earnings of $186,856 for the nine month period ending September 30, 1996. The Company's liquid assets to total assets was 34.6 percent and 40.91 percent for the periods ending September 30, 1996 and December 31, 1995, respectively. These percentages reflect the Company's continued strong liquidity position.


Results of Operations for the Nine Month Period Ended September 30, 1996

Net interest income represents the primary component of the Company's earnings. It is the difference between interest and fee income related to earning assets and interest expense incurred to carry interest bearing liabilities. The Company's net interest income is affected by changes in the volume, interest rate and mix of earning assets and interest bearing liabilities. Management, on an ongoing basis, analyze the Company's interest rate gap, earnings sensitivity to rate changes, and sources and use of funds to manage the impact of these changes on net interest income. For the three month period ending September 30, 1996 net interest income increased $117,654 or 25.2 percent to $584,497 from $466,843 in the third quarter of 1995. The quarterly net interest income margin also improved by $540,497 from $992,469 in the second quarter for a total year-to-date increase of $1,532,966. These improvements reflect a $8 million increase in earning assets as well as increase in the yield on earning assets. The higher level of earning assets is due to growth of the loan portfolio. Gross loans grew to $30,666,078 or 27.7 percent as of September 30, 1996 from $24,014,448 for the same period in 1995 at an average yield of
10.25 percent. The Company's investments portfolio, including Fed Funds Sold, also grew at an impressive rate. Investments increased $1.5 million to $14,705,188 from $13,223,566 in the third quarter of 1995. Funding of this growth came primarily from new deposits. Management believes this growth reflects both its marketing efforts and the economic characteristics of the Company's market area.

The allowance for possible loan losses is the charge to operating earnings for anticipated losses and inherent risk in the company's loan portfolio. The allowance is based on management's assessment of the company's risk of possible loan defaults.
Management determines the adequacy of the allowance by considering the dollar amount of loans outstanding, individual evaluations of problem loans, current economic conditions and prior experience.

At September 30,1996, the allowance for loan losses represented
1.25 percent of gross loans compared to 1.84 percent at September 30, 1995. Management feels that the current level of reserves are adequate to absorb possible losses on existing loans that may be deemed uncollectable.

                 Securities Exchange Commission
                         Form 10-QSB





Non-interest income includes all revenues which are not included in interest and fee income relating to earning assets. Non-interest income for the third quarter of September 30, 1996 increased $327,579 for a total year-to-date of $872,236. This is an increase of $104,218 or 46.7 percent compared to the same three month period in 1995. The increase reflects higher volumes in service charges on deposit accounts and ATM surcharge fees. Other expenses for the third quarter increased $255,284 or 49.3 percent compared to the same three month period in 1995. On a year-to-date basis other expenses was $2,152,071 representing an increase of $448,753 or 26.4 percent for the same nine month period in 1995. Salaries and benefits, and occupancy expenses increased $259,802 or 34.0 percent and $285,787 or 202.1 percent when compared on a year-to-date basis, respectively. The increase in salaries and benefits reflects general pay increases and growth in the number of employees needed to staff a new branch which opened July 1996. The increase in occupancy and equipment is primarily attributable to an increase in operating expenses resulting from the opening of an operations center in June of 1995 and a new branch in July 1996.



Part II.  Other Information

Item 1.  Legal Proceedings

During the quarter ended September 30, 1996, the company did not have any reportable legal proceedings.


Item 2.  Changes in Securities
None.

Item 3.  Defaults upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of First Southern Bancshares, Inc. was held on May 16, 1996. The stockholders determined the directors Gregory T. Baranco, Bernard H. Bronner and Nathaniel Bronner, Jr. Will serve additional three year terms ending in May, 1999. Continuing directors are Dr. William
H. Cleveland, C. David Moody, Ben Gross, Robert C.
McMahan, Porter Sanford, III and James E. Young

Item 5.  Other Information
None.

Item 6.  Exhibits and Reports on Form 10-QSB

A)  Exhibits:
    Exhibit 27 - Financial Data Schedule

B)  Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

               Securities Exchange Commission
                     Form 10-QSB




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



FIRST SOUTHERN BANCSHARES, INC.



DATE:  November 14, 1996                      James E. Young
                                              President & CEO





                                              Willard C. Lewis
                                              Executive Vice President & COO