Form 10KSB40
period 1996-12-31
FIRST SOUTHERN BANKSHARES INC/GA
filed 1997-03-31
CIK 1017299

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                       __________________

                          FORM 10-KSB
(Mark One)

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For fiscal year ended December 31, 1996

     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ___________ to ____________

     Commission file number  0-25478

                First Southern Bancshares, Inc.
         (Name of Small Business Issuer in Its Charter)

          Georgia                                  58-2171291
    (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)             Identification No.)

     2727 Panola Road, Lithonia, Georgia            30058
    (Address of Principal Executive Offices)      (Zip Code)

                         (770) 487-3511
       (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

       10,000,000 Shares of Common Stock, $5.00 par value
                        (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes    X       No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year:  $5,518,619

Aggregate market value of the voting stock held by non-affiliates computed  by reference to the price at which the stock was  sold, or  the  average  bid and asked prices of such  stock,  as  of  a specified date within the past 60 days:  $4,417,460

            APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 553,503 at March 14, 1997.


      Transitional Small Business Disclosure format (check  one):
                     Yes            No     X


              DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into
Part II.

      Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on April 17, 1997, are incorporated by reference into Part III.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                          The Company

General

       The   Company  was  incorporated  as  a  Georgia  business
corporation on February 16, 1995 and became a bank holding company by acquiring all of the common stock of First Southern Bank (the "Bank") on July 3, 1995. The Company presently has two operating subsidiaries, the Bank and FSB Mortgage Services, Inc. ("Mortgage Services"), a mortgage company. The Company was
organized   to  facilitate  the  Bank's  ability  to  serve   its
customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services that the traditional commercial bank may not provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank's growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to capital adequacy guidelines of the Federal Reserve, and contribute them to the capital of the Bank and otherwise raise capital in a manner that is unavailable to the Bank under existing banking regulations.

      The Company acquired the assets of and employed the personnel of American Financial Mortgage Corp. on September 9, 1996. The resulting company, Mortgage Services, is a mortgage company licensed by the State of Georgia and has received lender approval from the Department of Housing and Urban Development, FHA, Fannie Mae and the Veterans Administration.

      The Company has no present plans to acquire any additional operating subsidiaries. The Company may, however, make additional acquisitions in the future in the event that such acquisitions are deemed to be in the best interests of the Company and its shareholders. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements. See "Business - Bank Holding Company Regulations."

                            The Bank
General

      The Bank, a state bank located in Lithonia, Georgia, was incorporated on March 16, 1987, and opened for business on April 26, 1989.

      The Bank's home office is located at 2727 Panola Road, Lithonia, Georgia 30058. In 1994, the Bank opened a branch office in the South DeKalb Mall, Decatur, Georgia and in 1996
opened an additional branch in the Rockbridge Place Shopping Center, Stone Mountain, Georgia in order to provide more convenient services for the residents of its service area. The Bank conducts a general commercial banking business that serves South DeKalb County, acts as an issuing agent for U.S. savings bonds, travelers checks and cashiers checks, and offers collection teller services. The Bank has no subsidiaries.

     The Bank does not engage in any line of business in addition to normal commercial banking activities. The Bank does not engage in any operations in foreign countries nor is a material portion of the Bank's revenues derived from customers in foreign countries.

      The philosophy of Bank management continues to be to emphasize prompt and responsive service to residents of South DeKalb County in order to attract customers and to acquire market share now controlled by other financial institutions in the Bank's market area.

The Bank's Primary Service Area

      The Bank's primary service area is South DeKalb County, along with certain portions of Rockdale County. The primary focus of the Bank are the small business and commercial/service firms in the area plus individuals and households who reside in or commute to the area. The majority of the Bank's customers are drawn from the described area.

Competition

      The Bank must compete for both deposit and loan customers with other financial institutions with greater resources than are available to the Bank. Currently, there are numerous branches of regional and local banks, as well as other types of entities offering financial services, located in the Bank's market area.

Deposits

      The Bank offers a wide range of commercial and consumer deposit accounts, including non-interest bearing checking accounts, money market checking accounts (consumer and commercial), negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, time certificates of deposit, and regular savings accounts. The sources of deposits typically are residents and businesses and their employees within the Bank's market area, obtained through personal solicitation by the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits and has a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

Loan Portfolio

     The Bank engages in a full complement of lending activities, including consumer/installment loans, home equity lines of credit, construction loans and commercial loans, with particular emphasis on small business loans. The Bank believes that the origination of short-term fixed rate loans and loans tied to floating interest rates is the most desirable method of conducting its lending activities.

Consumer Loans

      The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. This category of loans also includes loans secured by second mortgages on the residences of borrowers.

Commercial Lending

     Commercial lending is directed principally toward businesses whose demands for funds fall within the Bank's legal lending limits and which are existing deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers and obtained for a variety of business purposes.

Investments

      As of December 31, 1996, investment securities comprised approximately 22.60% of the Bank's assets, with loans (net of loan loss reserves) comprising approximately 61.99% of assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.

Asset/Liability Management

      It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Bank are charged with the responsibility for developing and monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in consumer/installment, commercial and construction loans.

     The Bank's asset/liability mix is monitored on a daily basis with a report reflecting the interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a monthly basis. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

Correspondent Banking

      Correspondent banking involves the provision of services by one bank to another bank that cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, security safekeeping, investment services, wire transfer services, coin and currency supplies, overline and liquidity loan participation, and sales of loans to or participation with correspondent banks.

Employees

     As of December 31, 1996 the Bank had 42 full-time employees.
The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys excellent relations with its employees.

            SELECTED FINANCIAL AND STATISTICAL DATA

Table 1
Average Balance Sheets
                                                           1996                         1995                        1994
                                                          Interest                      Interest                     Interest
                                               Average    Income/  Yield/    Average   Income/  Yield/    Average   Income/  Yield/
                                               Balances   Expense   Rate     Balances  Expense   Rate     Balances  Expense   Rate
Assets:
Interest-earning assets:
   Loans (including loan fees)   (1)          $ 27,666    3,104   11.22%   $ 22,827    2,585   11.32%   $ 19,240    1,994   10.36%
   Investment securties:
      Taxable                                    9,557      615    6.44%      7,084      375    5.29%      6,285      308    4.90%
      Nontaxable                                 1,939       87    4.49%        172        7    4.07%          0        0       0
   Federal funds sold                            3,867      206    5.33%      3,473      202    5.82%      2,336       95    4.07%
      Total interest-earning assets             43,029    4,012    9.32%     33,556    3,169    9.44%     27,861    2,397    8.60%
   Other non-interest earning assets             5,209                        4,490                        4,264

      Total assets                            $ 48,238                     $ 38,046                     $ 32,125

Liabilities and stockholders' equity:
Interest bearing liabilities:
   Deposits:
      Interest bearing demand
        and savings                           $  8,641      267    3.09%   $  6,971      203    2.91%   $  6,596      198    3.00%
      Time                                      25,281    1,483    5.87%     18,414    1,066    5.79%     14,777      618    4.18%
   Other borrowings                                255       21    8.24%         34        3    8.82%          0        0       0

      Total interest bearing liabilities        34,177    1,771    5.18%     25,419    1,272    5.00%     21,373      816    3.82%
Other non-interest bearing liabilities           8,644                        7,469                        6,013
Stockholders' equity                             5,417                        5,158                        4,739

      Total liabilities and stockholders'
        equity                                $ 48,238                     $ 38,046                     $ 32,125

Excess of interest-earning assets over
   Interest-bearing liabilities               $  8,852                     $  8,137                     $  6,488

Ratio of interest-earning assets to
   Interest-bearing liabilities                 125.90%                      132.01%                      130.36%

Net interest income                                      $2,241                       $1,897                       $1,581

Net interest spread                                                4.14%                        4.44%                        4.79%

Net interest yield on interest earning assets                      5.21%                        5.65%                        5.67%

(1) Non-accrual loans and the interest income which was recorded on these loans (both prior and subsequent to the time the loans were placed on non-accrual status, if any) are included in the yield calculation for loans in all periods reported.


Table 2

Volume Rate Analysis

The following table shows a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest-earning assets and interest-bearing liabilities for 1996 over 1995, and 1995 over 1994.

                                                       1996 over 1995                           1995 over 1994
                                           Increase (decrease) due to changes in:      Increase (decrease) due to changes in:
                                                   Volume    Rate    Total                Volume    Rate    Total
Interest income on:                               $                                      $
   Loans (including loan fees)                        545     (26)    519                    389     202     591
   Investment securities:
      Taxable                                         145      95     240                     41      26      67
      Nontaxable                                       76       4      80                      3       4       7
   Federal funds sold                                  22     (18)      4                     56      51     107

      Total interest-earning assets                   788      55     843                    489     283     772

Interest expense on:
   Deposits:
      Interest bearing demand
         and savings                                   50      14      64                     11      (6)      5
      Time                                            400      17     417                    181     267     448
   Other borrowings                                    19      (1)     18                      1       2       3

      Total interest bearing liabilities          $   469      30     499                $   193     263     456


Rate/volume variances are allocated between rate variances and volume variances using a weighted average allocation method.


Table 3

Investment Portfolio

The following table presents the book value and market value of investments by category at December 31, 1996 and 1995

                                           1996                          1995
                                      Book     Market              Book      Market
U.S. Treasury                      $  1,348   $  1,363            $  3,290   $  3,302
U.S. Government Agencies              5,880      5,862               4,577      4,620
State, county and municipal           2,743      2,735               1,160      1,159
Mortgage-backed Securities            1,810      1,798                 461        470
                                   $ 11,781   $ 11,758            $  9,488   $  9,551

                                                                      Weighted
                                      U.S.        U.S.                Average
Maturities at December 31, 1996    Treasury    Agencies     SCM       Yields
Within 1 year                      $    451          0         0      5.34%
After 1 through 5 years                 897      1,697       855      5.73%
After 5 through 10 years                  0      4,183     1,173      6.93%
After 10 years                            0          0       715      5.19%

  Totals                           $  1,348      5,880     2,743      6.25%


Table 4
Loan Portfolio
The following table presents loans by type at the end of each of the last two years:

                                                 1996        1995
Commercial, financial and agricultural         $ 19,552    $ 10,468
Real estate - construction                        3,117       2,239
Real estate - mortgage                            6,345       7,430
Installment loans to individuals                  3,677       2,641

                                               $ 32,691    $ 22,778



As of December 31, 1996, maturities of loans in the indicated classifications were as follows:

                                               Commercial,
                                               Financial and    Real Estate
Maturity                                       Agricultural     Construction      Total

Within 1 year                                  $  3,768         $ 1,556           $  5,324
1 to 5 years                                     14,079           1,561             15,640
After 5 years                                     1,705               0              1,705

                                               $ 19,552         $ 3,117             22,669

As of December 31, 1996, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows:

                                               Fixed            Variable
                                               Interest         Interest
                                               Rates            Rates             Total
Commercial, financial and agricultural:
      1 to 5 years maturity                    $  4,674           9,405             14,079
      After 5 years maturity                        495           1,210              1,705

                                                  5,169          10,615             15,784

Real estate - construction:
      1 to 5 years maturity                         120           1,441              1,561
      After 5 years maturity                          0               0                  0

                                                    120           1,441              1,561

                                               $  5,289          12,056             17,345

The following summerizes past due and non-accrual loans, other real estate, and interest that would have been and has been reported on non-accrual loans as of December 31, 1996 and 1995.

                                                   1996        1995

Other real estate                                   426           0
Accruing loans 90 days or more past due               0           0
Non-accrual loans                                   184         164

 A loan is placed on non-accrual status when, in management's judgement, the collection of interest appears doubtful. As a result of management's ongoing review of the loan portfolio, loans as classified as non-accrual generally when they are past due in principal or interest payments for more than 90 days or its is otherwise not reseaonable to expect collection of principal and interest under the original terms.  Exceptions are allowed for 90 day past due loans when such loans are well secured and in process of collection.


Table 5

Allowance for Loan Losses

                                                   1996       1995
Balance at beginning of year                      $   387    $  400
Charge-offs:
   Commercial, financial and agricultural             175        36
   Real estate                                          0         0
   Installment loans to individuals                    36        89

                                                      211       125
Recoveries:
   Commercial, financial and agricultural              32        13
   Real Estate                                          0         0
   Installment loans to individuals                    17         3

                                                       49        16

Net charge-offs                                       162       109

Additions charged to operations                       140        95

Balance at end of year                            $   365    $  386

Ratio of net charge-offs during the period to
   average loans outstanding during the period       0.59%     0.48%

Management's policy is to perform an annual review of the Bank's loan portfolio. As a result of this review and management's ongoing monitoring efforts, each loan is assigned a risk rating based upon the borrower's ability to repay, the underlying collateral, the economic conditions and other factors relevant to the loan. The allowance for loan losses is provided based upon the risk ratings assigned or specific losses identified.
An assessment of the adequacy of the allowance for loan losss is made quarterly based upon the loan ratings and the composition and growth of the loan portfolio.


Table 6

Deposits

The average balance of deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table:

                                         1996                   1995
                                   Amount   Rate          Amount     Rate
Demand deposits:
   Non-interest bearing         $   8,321       -        $  7,066       -
   Interest-bearing demand
      and savings                   8,641    3.09%          6,971    2.91%
   Time deposits                   25,281    5.87%         18,414    5.79%

                                $  42,243                $ 32,451

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1996 are summarized as follows:

Within 3 months                 $   4,506
After 3 through 6 months              793
After 6 through 12 months             502
After 12 months                     4,067

                                $   9,868



Table 7

Selected Ratios

The following table sets out certain ratios of the consolidated entity for the years indicated:

                                                1996        1995
Net income to:
   Average stockholders' equity                 5.58%       6.01%
   Average assets                               0.63%       0.81%
Dividends to net income                         8.61%          -
Average equity to average assets               11.23%      13.55%


                    Supervision and Regulation

      The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

General

      The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and its non-bank subsidiary are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

      The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (c) it may merge or consolidate with any other bank holding company.

      The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

      In  February  1996,  the  Georgia Legislature  adopted  the
"Georgia Interstate Branching Act" effective June 1, 1997. The Georgia Interstate Banking Act will permit Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established will no longer be limited.

     The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

      The bank subsidiary of the Company is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. Each such subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies.

      The FDIC and the Georgia Department of Banking and Finance (the "Georgia Department") regularly examine the operations of the subsidiary banks and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Payment of Dividends

     The Company is a legal entity separate and distinct from its banking and other subsidiaries. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by its subsidiary bank. There are statutory and regulatory limitations on the payment of dividends by the subsidiary bank to the Company as well as by the Company to its shareholders.

      If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-- Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

      The payment of dividends by the Company and the subsidiary bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Capital Adequacy

       The Company and its subsidiary bank are required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of its banking subsidiary. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

      The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

      The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1996, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 16% and 15%, respectively.

      In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1996 was 11%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

      The Bank is subject to risk-based and leverage capital requirements adopted by its federal banking regulator, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

      The Bank was in compliance with applicable minimum capital requirements as of December 31, 1996. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institutions.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-- Prompt Corrective Action."

      The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations, which will become mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk which would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules will apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

Support of Subsidiary Institutions

     Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, its banking subsidiary, This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

       Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (a) the default of a commonly controlled FDIC-insured depository institution or
(b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of the Company are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in such other subsidiary depository institutions.

Prompt Corrective Action

      FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

      The capital levels established for each of the categories are as follows:

                                              Total               Tier 1
Capital Category    Tier 1 Capital     Risk-Based Capital   Risk-Based Capital    Other

Well Capitalized    5% or more            10% or more          6% or more         Not
                                                                                  subject
                                                                                  to a
                                                                                  capital
                                                                                  directive

Adequately          4% or more            8% or more           4% or more             --
Capitalized

Undercapitalized    less than 4%          less than 8%         less than 4%           --

Significantly       less than 3%          less than 6%         less than 3%           --
Undercapitalized

Critically          2% or less                --                   --                 --
Undercapitalized    tangible
                    equity

      For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

      An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing  any  branches,  or engaging  in  any  new  line  of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

FDIC Insurance Assessments

      Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (a) well capitalized;
(b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the
"undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

      Once  the designated ratio for the BIF was reached  in  May
1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

      Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, on July 28, 1995, the FDIC, the Treasury Department, and the Office of Thrift Supervision released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

       A variation of this proposal designated the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions).

      In addition, the FDIC proposed a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996
(a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to FICO assessments. Effective January 1, 1997, FICO assessments will be imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January, 2000, BIF- and SAIF- insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points. The Company anticipates that the net effect of the decrease in the premium assessment rate on SAIF deposits will result in a reduction in its total deposit insurance premium assessments for the years 1997 through 1999, assuming no further changes in announced premium assessment rates. The Funds Act further provides that BIF and SAIF are to be merged, creating the "Deposit Insurance Fund," on January 1, 1999, provided that bank and savings association charters are combined by that date.

      Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

           Proposed Legislation and Regulatory Action

      New regulations and statutes are regularly proposed which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

ITEM 2.   DESCRIPTION OF PROPERTIES

      The Bank's main office building is located at 2727 Panola Road, Lithonia, Georgia. The Bank also operates two branch offices: the office located at South DeKalb Mall, 2801 Candler Road, Decatur, Georgia, which is leased (the lease expires in June 2001), and the office located at Rockbridge Plaza, 5771 Rockbridge Road, Stone Mountain, Georgia, which is owned by the Bank.

     Other than normal commercial lending activities of the Bank, the Company generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or
interests   in   entities  primarily  engaged  in   real   estate
activities.


ITEM 3.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                            PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

      The Company's common stock, $5.00 par value ("Common Stock"), is not traded on an established trading market, and there is only very limited trading. The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred since January 1, 1995 (information for the first two quarters of 1995 is for the Bank's Common Stock prior to its acquisition by the Company). The prices set forth below reflect only information that has come to management's attention and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

   Quarter Ended:          High Bid            Low Bid

   March 31, 1995         $ 10.00              $ 8.00
   June 30, 1995            10.00                9.61
   September 30, 1995       10.00                5.00
   December 31, 1995        10.00                8.00
   March 31, 1996           10.00               10.00
   June 30, 1996            10.00               10.00
   September 30, 1996       10.00               10.00
   December 31, 1996        10.00               10.00


    As of March 14, 1997 there were 956 holders of record of Common Stock.

   The Company paid an annual cash dividend of $.05 per share for stockholders of record at December 31, 1996. The Company's dividend policy in the future will depend on the Bank's earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company. See "Description of Business - Bank Regulation."

    The Company did not have any sales of unregistered securities during 1996, except as follows: in partial payment for the purchase of assets of American Financial Mortgage Corp., the Company issued 5,000 shares of Common Stock at $10.00 per share; and the Company issued 2,646 shares to various individuals also at $10.00 per share.

    The Company did not have any sales of unregistered securities during 1995 and 1994.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    The responses to this item are included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 5 through 7, and are hereby incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS

    The following financial statements are included in the Company's Annual Report to Shareholders at pages 8 through 22, and are hereby incorporated herein by reference:

       Report of Independent Certified Public Accountants

       Financial Statements
          Consolidated Balance Sheets dated as of December 31,
            1996 and 1995
          Consolidated Statements of Earnings for the years ended
            December 31, 1996, 1995 and 1994
          Consolidated Statements of Changes in Stockholders'
            Equity for the years ended December 31, 1996, 1995 and 1994 Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
          Notes to Consolidated Financial Statements


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1997 under the headings, "Election of Directors -
Director Nominees and Continuing Directors" at pages 2-4, "Principal Officers" at page 5, "Beneficial Ownership of Common Stock" at pages 7-8, and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" at page 9, and are incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

   The responses to this Item are included in the Company's Proxy
Statement for the Annual Meeting of Shareholders to be held on April 17, 1997 under the heading, "Executive Compensation" at pages 5 and 6, and are incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

   The responses to this item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1997 under the heading, "Beneficial Ownership of Common Stock" at pages 7-8, and are incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The responses to this Item are included in the Company's Proxy
Statement for the Annual Meeting of Shareholders to be held on April 17, 1997 under the headings "Certain Transactions" at page
6, and are incorporated herein by reference.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

       (a)    Exhibits

        Exhibit
        Number                    Exhibit

         3.1      The Articles of Incorporation.(1)

         3.2      Bylaws.(1)

         4.1      Instruments  Defining the  Rights  of  Security
                  Holders.(2)

         13.1 The Company's 1996 Annual Report to Shareholders (incorporated by reference in Items 6 and 7 of this Report). Except with respect to those portions specifically incorporated by reference into this Report, the Company's 1996 Annual Report to Shareholders is not deemed to be filed as part of this Report.

         24.1 Power of attorney. See the signature pages to this Report.

         27.1     Financial Data Schedule (for SEC use only).


__________________
(1) Incorporated herein by reference to exhibit of same number in the Company's 1995 Form 10-KSB.

(2)   See the Articles of Incorporation of the Company at Exhibit
3.1 hereto and the Bylaws of the Company at Exhibit 3.2 hereto.


      (b) No reports on Form 8-K were filed in the fourth quarter of 1996.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         FIRST SOUTHERN BANCSHARES, INC.



                         By:  /s/ James E. Young
                              James E. Young
                              President


                         Date:  March 31, 1997



                       POWER OF ATTORNEY

      KNOW  ALL  MEN  BY THESE PRESENTS, that each  person  whose signature appears on the signature page to this Report constitutes and appoints James E. Young and Willard C. Lewis and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                         Title                Date


/s/ Gregory T. Baranco    Chairman of the Board    March 31, 1997
Gregory T. Baranco


/s/ Bernard H. Bronner           Director          March 31, 1997
Bernard H. Bronner


/s/ Nathaniel Bronner, Jr.       Director          March 31, 1997
Nathaniel Bronner, Jr.


/s/ Robert L. Brown              Director          March 31, 1997
Robert L. Brown


/s/ William H. Cleveland         Director          March 31, 1997
William H. Cleveland


/s/ Robert McMahan               Director          March 31, 1997
Robert McMahan


/s/ C. David Moody               Director          March 31, 1997
C. David Moody


/s/ Lynn Pattillo                Director          March 31, 1997
Lynn Pattillo


/s/ Thom Peters                  Director          March 31, 1997
Thom Peters


/s/ Porter Sanford               Director          March 31, 1997
Porter Sanford



/s/ James E. Young      Director and President     March 31, 1997
James E. Young*


/s/ Willard C. Lewis    Executive Vice President   March 31, 1997
Willard C. Lewis**


*   Principal executive officer
**  Principal Accounting and Financial Officer

                         EXHIBIT INDEX

                                                   Page Number in
Exhibit                                             Sequentially
Number                 Exhibit                     Numbered Copy

3.1     The Articles of Incorporation.(1)                 ___

3.2     Bylaws.(1)                                        ___

4.1     Instruments Defining the Rights of Security       N/A
        Holders.(2)

13.1    The   Company's  1996  Annual   Report   to       ___
        Shareholders (incorporated by reference  in
        Items 6 and 7 of this Report).  Except with
        respect   to  those  portions  specifically
        incorporated by reference into this Report,
        the   Company's  1996  Annual   Report   to
        Shareholders is not deemed to be filed as part of this Report.

24.1    Power of attorney.  See the signature pages       ___
        to this Report.

27.1    Financial Data Schedule (for SEC use only).       ___


____________________
(1) Incorporated herein by reference to exhibit of same number in the Company's 1995 Form 10-KSB.

(2)   See the Articles of Incorporation of the Company at Exhibit
3.1 hereto and the Bylaws of the Company at Exhibit 3.2 hereto.