Form 10QSB
period 1997-03-31
FIRST SOUTHERN BANKSHARES INC/GA
filed 1997-05-15
CIK 1017299

Securities and Exchange Commission

                                   FORM 10-QSB

Quarterly Report Under Section 13 of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1997


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

                X   Yes           ____  No

Indicate the number of shares outstanding of each of the bank's classes of common stock, as of the latest practicable date


             553,503                      As of April 30, 1997
      Shares of Common Stock              Latest Practical Date

                         Securities Exchange Commission
                                   Form 10-QSB

                                 Quarterly Report
                        For Quarter Ended March 31, 1997



                                Table of Contents

Part I Financial Information

     1.  Consolidated Financial Statements
     2.  Notes to the Consolidated Financial Statements
     3.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Part II  Other Information

     1.  Legal Proceedings
     2.  Change in Securities
     3.  Defaults Upon Senior Securities
     4.  Submission of Matters to a Vote of Security Holders
     5.  Other Information
     6.  Exhibits and Reports on Form 10-QSB

                           FIRST SOUTHERN BANCSHARES, INC.
                             Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996


                                                                      Consolidated
                                                          March 31, 1997        December 31, 1996
                ASSETS

Current Assets
  Cash and due from banks                                    3,061,870                 2,858,625
  Federal funds sold                                                 -                 1,300,000
  Securities available for sale, at fair value               5,158,596                 4,301,985
  Securities held to maturity, at amortized cost             7,201,022                 7,480,583

  Loans                                                     34,131,079                32,691,757
  Less: allowance for loan losses                             (373,800)                 (365,231)
                                                            __________                __________
    Loans, net                                              33,757,279                32,326,526

Premises and equipment, net                                  2,870,919                 2,909,751
Other Assets                                                 3,317,252                   967,168
                                                            __________                __________
TOTAL ASSETS                                                55,366,938                52,144,638
                                                            ==========                ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Noninterest-bearing demand                                 9,162,606                 9,979,254
  Interest-bearing demand                                    5,183,097                 5,601,021
  Savings                                                    4,373,277                 3,298,627
  Time, $100,000 and over                                    9,894,373                12,042,080
  Other time                                                16,417,905                14,614,342
                                                            __________                __________
    Total Deposits                                          45,031,258                45,535,324

Note Payable                                                   300,000                   400,000
Advances from FHLB                                           3,550,000                         -
Other Liabilities                                              643,188                   581,525
                                                            __________                __________
  Total Liabilities                                         49,524,446                46,516,849

Stockholders' Equity
  Common stock, par value $5; 10,000,000 shares
  authorized: 554,958 issued; 554,958 and 528,958
  shares outstanding in 1997 and 1996, respectively          2,774,790                 2,644,790
Surplus                                                      2,777,267                 2,647,267
Treasury stock at cost, 1,455 shares                           (10,912)                  (10,912)
Retained earnings                                              400,352                   357,581

Net unrealized gains (losses)                                  (99,005)                  (10,937)
                                                            __________                __________
  Total Stockholders' Equity                                 5,842,492                 5,627,789
                                                            __________                __________

TOTAL LIABILITIES AND EQUITY                                55,366,938                52,144,638
                                                            ==========                ==========

                  See notes to consolidated financial statements.




                               FIRST SOUTHERN BANCSHARES, INC.
                               Consolidated Income Statements
                    For the years ended March 31, 1997 and 1996


                                                               Consolidated
                                                   March 31, 1997         March 31, 1996
Interest Income
  Interest & fees on loans                            801,469                678,951
  Interest on investments                             186,397                130,121
  Interest on Federal funds                             9,950                 87,075
                                                    _________                _______
  Total Interest Income                               997,816                896,147

Interest on Deposit                                   454,306                391,953
Interest on FHLB advances and other borrowings         19,306                  1,964
                                                    _________                _______
                                                      473,612                393,917

  Net Interest Income                                 524,204                502,230

Provision for loan losses                              45,000                 24,000

  Net Interest Income After
    Provision for Loan Losses                         479,204                478,230

Other Income
  Service charge on deposits                          231,116                244,439
  Other charges, comm & fees                          412,279                 27,953
                                                    _________                _______
                                                      643,395                272,392

Other Expenses
  Salaries & benefits                                 521,974                291,460
  Net Occupancy and Equipment expenses                162,604                137,280
  Other operating expenses                            343,833                241,298
                                                    _________                _______
                                                    1,028,411                670,038

Income Before Taxes                                    94,188                 80,584

Income Tax Expense                                     25,041                 11,200
                                                    _________                _______

Net Income                                             69,147                 69,384
                                                    =========                =======

Per Common share Net Income                              0.12                   0.13
                                                    =========                =======

Dividends Per Common share                               0.05                   0.05
                                                    =========                =======

          See notes to consolidated financial statements.



                          FIRST SOUTHERN BANCSHARES, INC.
                      Consolidated Statements of Cash Flows
                   For the years ended March 31, 1997 and 1996


                                                                             Consolidated
                                                                  March 31, 1997        March 31, 1996
Cash flows from operating activities:
Net Income                                                             69,147                  69,384
Depreciation                                                           72,686                  64,056
Provision for loan loss                                                45,000                  24,000
Deferred Income taxes                                                  (5,372)                      -
Other assets and accruals, net                                     (2,295,504)                (11,457)
                                                                   ___________             ___________
                                                                   (2,114,043)                145,983

Cash flow from investing activities:
Net increase in Fund Funds                                          1,300,000                (500,000)
Proceeds from sale of securities held to maturity                     250,234                       -
Proceeds from maturities of securities available for sale              11,799               1,000,000
Proceeds from maturities of securities held to maturity                31,649                 800,000
Purchase of securities available for sale                            (958,800)             (2,198,500)
Purchase of securities held for maturities                                  -                (300,000)
Net increase in loans                                              (1,475,753)             (2,372,912)
Purchase of Premises and Equipment                                    (44,684)               (271,270)
                                                                   ___________             ___________
                                                                     (885,555)             (3,842,682)

Cash flows from financing activities:
Net increase in deposits                                             (504,066)              3,513,235
Net increase in FHLB advances                                       3,550,000                       -
Repayment on line of credit                                          (100,000)                      -
Dividends paid                                                         (3,091)                      -
Proceeds from the sale of stock                                       260,000                   8,130
                                                                   __________              __________
                                                                    3,202,843               3,521,365

Net increase in cash and due from banks                               203,245                (175,334)
                                                                   __________              ___________

Cash and Due from Banks, beginning of year                          2,858,625               2,046,906

Cash and Due from Banks, end of year                                3,061,870               1,871,572
                                                                   ==========              ===========


See notes to consolidated financial statements.


                 Securities Exchange Commission
                           Form 10-QSB

First Southern Bancshares and Subsidiary

Notes To Consolidated Financial Statements


Basis of Presentation: The consolidated statements of financial position as of March 31, 1997 and the related statements of income and cash flows for the three month period then ended are unaudited. In the opinion of management, such consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Southern Bancshares and subsidiaries as of March 31, 1997 and December 31, 1996, and the results of their operations for the three month periods ended March 31, 1997 and 1996, and their cash flows for the three month periods ended March 31, 1997 and 1996.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. A comprehensive set of the Company's notes are set forth in the Company's 1996 Annual Report to Shareholders on file with the Securities and Exchange Commission.

The accounting and reporting policies of the Company and its subsidiary conform to generally accepted accounting principles and with general practices within the banking industry. Assets held by the Bank in a fiduciary or agency capacity are not assets of the Bank and are not included in the financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries First Southern Bank (the "Bank") and FSB
Mortgage Services ("FSB Mortgage"). All significant intercompany transactions and balances have been eliminated in the consolidation.

FSB Mortgage Services, Inc.: On May 22, 1996, FSB Mortgage
Services, Inc. was created as a wholly-owned subsidiary of First
Southern Bancshares, Inc. (the "Parent"). FSB Mortgage was formed to provide mortgage related services to communities in and around DeKalb County, as well as, the entire metropolitan
Atlanta, Georgia area.

On June 17, 1996, 30,000 shares of the Company's common stock were issued at a price of $10 per share for a total of $300,000.

On May 23, 1996, FSB Mortgage entered into an asset purchase agreement to purchase the assets of an existing business which provides residential mortgage lending and mortgage brokerage services. The purchase price for the purchased assets totaled $225,000. The purchase price was paid as $175,000 in cash and 5,000 shares of the Parent's common stock valued at $50,000. This agreement was consummated on September 6, 1996.

Earnings Per Share: Net income per common and common equivalent share was computed by dividing net income by the weight average number of shares of common stock and common stock equivalents outstanding during the year.

Commitments and Contingents: In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of loan commitments at March 31, 1997 and December 31, 1996 was $4,869,000 and
$14,351,000, respectively. Management does not anticipate any significant losses to result from these transactions.

Current Accounting Developments:  The Financial Accounting
Standards Board has issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which becomes effective for years beginning after December 31, 1996.

SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The statement generally requires that servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. The implementation of SFAS No. 125 did not have a material impact on the Company's financial condition or results of operations.

Reclassifications: Certain amounts for 1996 have been reclassified to conform to the current period presentation.

                 Securities Exchange Commission
                           Form 10-QSB

Management Discussion and Analysis

Results of Operations

The Company reported after tax earnings of $69,147 for the three month period ended March 31, 1997, as compared to $69,384 for the same period in 1996. While the 1997 results of operations remained virtually unchanged when compared to 1996, the Company experienced higher levels of interest income and interest expense proportionate to its increase in asset size. Also, the Company has incurred additional expenses converting the mortgage company it purchased in to a mortgage bank operation. Net interest income before provision for loan losses was $524,204 at March 31, 1997 as compared to $502,230 for the same period in 1996. During 1997, the Company increased its provision for loan losses by $21,000 or 87.50 percent to reflect the growth in the Company's loan portfolio. Net loans increased $8,993,000 or 36.31 percent as of March 31, 1997 from $24,764,000 on March 31, 1996.

Net Interest Income

Net interest income, the primary source of the Company's earnings, is the amount by which interest and fees generated by earning assets (principally loans and investment securities) exceeds the total interest costs of the funds (mainly deposits) obtained to carry them. Net interest income rose by $21,974 or
4.38 percent for the period ending March 31, 1997 as compared with the same period in 1996. Strong growth in interest-earnings assets, primarily loans, accounted for the earnings gain. For the twelve month period ended March 31, 1997 gross loans grew by
35.48 percent, while total interest bearing deposits and other interest bearing liabilities grew by 22.28 percent.

STATEMENT OF CONDITION

Liquidity

The Bank primarily manages its liquidity position through federal funds sold. During the first quarter of 1997 the Bank became a member of the Federal Home Loan Bank of Atlanta (the "FHLB") and now uses advances from the FHLB to manage its liquidity. As a result, the Bank did not have any funds invested in federal fund sold at the quarter ended on March 31, 1997. This is a $1,300,000 decrease from December 31, 1996 levels and resulted from increase loan demand and management efforts to improve the interest yields the Company earns on its assets. Additional sources of liquidity include cash and due from banks, federal funds line from correspondent banks, maturing investment securities and payments on commercial and installment loans.

At March 31, 1997, the Bank's liquid assets (cash and due from banks, investment securities, and federal funds sold) represented
27.85 percent of total assets compared to 30.57 percent at December 31, 1996.

Investment Securities

The Bank invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, as well as, mortgage backed bonds. At March 31, 1997 and December 31, 1996, the Bank's investment securities portfolio represented approximately 22.32 percent and 22.60 percent, of total assets, respectively. The investment portfolio, based on amortized cost, increased by $577,000 or 4.9 percent during the first quarter.

At March 31, 1997, the Bank's securities portfolio was invested in the following types of securities:

                          Available for Sale        Held for Maturity
U.S. Treasuries                  - %                       19 %
U.S. Agencies                   80                         24
Mortgage Backed                  6                         20
Municipals                       -                         37
FHLB Stock                      14                          -

                               100 %                      100 %

Provision for Losses on Loans

The provision for losses on loans is the charge to operating earnings that management feels is necessary to maintain the reserve for possible loan losses at an adequate level. The allowance is based on management's assessment of the Company's risk of possible loan defaults. Management determines the adequacy of the allowance by considering the dollar amount of loans outstanding, individual evaluations of problem loans, current economic conditions, the underlying collateral value of the loan and prior loan loss experience.

At March 31, 1997, the allowance for loan losses represented 1.10 percent of gross loans compared to 1.12 percent at December 31, 1996, Management believes that this level of reserve is adequate to absorb possible loan losses on existing loans, including non-accrual loans of $184,000 at March 31, 1997 and December 31, 1996, respectively, that may be uncollectible.

Premises and Equipment

First Southern operates three retail commercial banking operations in DeKalb County, Georgia. The Company's main office is located in Lithonia, Georgia, the South DaKalb Mail Branch is located in Decatur and the Company's Rockbridge Branch is located in Stone Mountain, Georgia. On July 19, 1996, the Company began operating the Rockbridge Plaza Branch after an extensive study of metropolitan Atlanta designed to determine the best location for a new branch. After five months of operation, the branch maintains over $2,500,000 in deposits and now rivals the main office in new account openings. The Company also utilizes a building in Decatur, Georgia as its Operations Center and to house its mortgage company.

The Company maintains a wide area network ("WAN"). The Company's WAN enables it to communicate to locations efficiently, as well as process customer information. The Company believes leading edge technology will further enhance the Company's ability to remain competitive with major banks. The Company's investment in premises and equipment at March 31, 1997 was $2,870,919 compared to $2,909,751 at December 31, 1996.

Deposits

The Company held total deposits of $45,031,258 at March 31, 1997 compared to $45,535,324 at December 31, 1996. This represents a decrease of 1.11 percent and is primarily attributed to several jumbo certificates of deposits that were not renewed due to interest rate factors. The Bank failed to renew $2,147,707 or
17.84 percent of time deposits over $100,000 due to rate factors. The Bank is able to fund its growing loan portfolio with advances from the FHLB, which provides funding at rates lower than those demanded by jumbo certificates holders. During the period, FHLB advances increased to $3,550,000 at an average daily rate of 5.53 percent.

Stockholder's Equity

Stockholder's equity increased by 3.82 percent for the quarter.
This increase is due to 26,000 shares of common stock sold during the quarter which provided cash of $260,000. The unrealized gain or loss from securities is the difference between the fair market value and the book value of the Company's investment securities portfolio that was held in the available for sale category. The net unrealized loss on the investment portfolio was $99,005 at March 31, 1997 compared to 10,937 for December 31, 1996. This amount had a negligible effect on total equity and resulted from the expected increase in the federal funds rate by the FOMC.
Total stockholders equity for March 31, 1997 was $5,842,492 and $5,627,789 at December 31, 1996. The Company maintained total retained earnings of $400,352 which includes a cash dividend of $26,376 or .05 cent per share for shareholders of record as of December 31, 1996.

Part II.  Other Information

Item 1. Legal Proceedings

During the quarter ended March 31, 1997, the company did not have any reportable legal proceedings.

Item 2. Changes in Securities
None.

Item 3. Defaults upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of First Southern Bancshares, Inc. was held on April 17, 1997. The stockholders determined the directors Dr. William H. Cleveland, Robert L. Brown, Lynn Pattillo and Thom Peters will serve three year terms ending in May, 2000. Continuing directors are Gregory T. Baranco, Bernard
H. Bronner, Nathaniel Bronner, Jr., C. David Moody, Robert C. McMahan, Porter Sanford, III and James E. Young

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 10-QSB

A) Exhibits
      Exhibit 27 - Financial Data Schedule

B) Reports on Form 8-K:  None

                  Securities Exchange Commission
                           Form 10-QSB



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



             FIRST SOUTHERN BANCSHARES, INC.

DATE: May 14,1997


                                /s/ James E. Young
                                James E. Young
                                President & CEO





                                /s/ Willard C. Lewis
                                Willard C. Lewis
                                Executive Vice President & COO