Form 10QSB
period 1997-06-30
FIRST SOUTHERN BANKSHARES INC/GA
filed 1997-08-14
CIK 1017299

Securities and Exchange Commission


                           FORM 10-QSB


Quarterly Report Under Section 13 of the Securities Exchange Act of 1934

               For the Quarter Ended June 30, 1997



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



    553,503                               As of July 31, 1997
Shares of Common Stock                   Latest  Practical Date

                 Securities Exchange Commission
                           Form 10-QSB

                        Quarterly Report
                 For Quarter Ended June 30, 1997




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

                 FIRST SOUTHERN BANCSHARES, INC.
                   Consolidated Balance Sheets
                           (Unaudited)

                                                                June 30      December 31
                                ASSETS                            1997           1996

Current Assets
  Cash and due from banks                                      $ 2,432,420    $ 2,858,625
  Federal funds sold                                                     0      1,300,000
  Interest-bearing accounts                                      3,865,616              0
  Securities available for sale, at fair value                   5,525,326      4,301,985
  Securities held to maturity, at amortized cost                 6,356,014      7,480,583

  Loans                                                         35,580,166     32,691,757
  Less: allowance for loan losses                                 (373,942)      (365,231)
                                                               ------------   ------------
     Loans, net                                                 35,206,224     32,326,526

Premises and equipment, net                                      2,907,269      2,909,751
Other assets                                                     2,298,128        967,168
                                                               ------------   ------------
  TOTAL ASSETS                                                 $58,590,997    $52,144,638
                                                               ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Noninterest-bearing demand                                   $ 9,753,642    $ 9,979,254
  Interest-bearing demand                                        6,821,995      5,601,021
  Savings                                                        4,750,992      3,298,627
  Time, $100,000 and over                                        8,802,418     12,042,080
  Other time                                                    17,566,716     14,614,342
                                                               -----------    -----------
    Total Deposits                                              47,695,763     45,535,324

Note Payable                                                       200,000        400,000
Advances and Other Federal Funds Purchased                       3,800,000              0
Other Liabilities                                                  820,415        581,525
                                                               -----------    -----------
    Total Liabilities                                           52,516,178     46,516,849

Stockholders' Equity
   Common stock, par value $5; 10,000,000 shares
     authorized; 554,958 issued and 553,503 outstanding
     in 1997 and 528,958 issued and 527,503 outstanding
     in 1996, respectively                                       2,774,790      2,644,790
  Surplus                                                        2,777,268      2,647,268
  Treasury Stocks, at cost                                         (10,913)       (10,913)
  Retained Earnings                                                520,586        357,581
  Net unrealized gains (losses)                                     13,088        (10,937)
                                                               -----------    -----------
    Total Stockholders' Equity                                   6,074,819      5,627,789
                                                               -----------    -----------
  TOTAL LIABILITIES AND EQUITY                                 $58,590,997    $52,144,638
                                                               ===========    ===========

See notes to consolidated financial statements.



         FIRST SOUTHERN BANCSHARES, INC.
          Consolidated Income Statements
                   (Unaudited)
                                                       Three Months Ended                     Six Months Ended
                                                 June 30, 1997      June 30, 1996      June 30, 1997     June 30, 1996
Interest Income
  Interest & fees on loans                       $  870,332         $ 743,597          $1,671,801        $1,422,548
  Interest on investments                           193,276           166,388             379,673           296,509
  Interest on Federal funds                             139            64,790              10,089           151,865
  Interest Bearing Deposits                           9,563                 0               9,563                 0
                                                 ----------         ---------          ----------        ----------
  Total Interest Income                           1,073,310           974,775           2,071,126         1,870,922

Interest on Deposit                                 458,522           422,850             912,828           814,803
Interest on Advances and Other Borrowings            45,602             1,686              64,908             3,650
                                                 ----------          ---------         ----------        ----------
                                                    504,124           424,536             977,736           818,453

  Net Interest Income                               569,186           550,239           1,093,390         1,052,469

Provision for loan losses                            45,000            36,000              90,000            60,000
                                                 ----------          --------          ----------        ----------
  Net Interest Income After
    Provision for Loan Losses                       524,186           514,239           1,003,390           992,469
                                                 ----------          --------          ----------        ----------
Other Income
  Service charge on deposits                        201,514           260,341             432,630           504,780
  Other charges and fees                            470,211            11,924             882,490            39,877
                                                 ----------          --------          ----------        ----------
                                                    671,725           272,265           1,315,120           544,657

Other Expenses
  Salaries & benefits                               559,533           343,922           1,081,507           635,382
  Net Occupancy and equipment expenses              159,979           137,169             322,583           274,449
  Other operating expenses                          309,925           227,504             653,758           468,702
                                                 ----------          --------          ----------        ----------
                                                  1,029,437           708,595           2,057,848         1,378,533

Income Before Taxes                                 166,474            77,909             260,662           158,593

Income Tax Expense                                   46,240            25,289              71,281            36,489
                                                 ----------         ---------          ----------        ----------
Net Income                                       $  120,234         $  52,620          $  189,381        $  122,104
                                                 ==========         =========          ==========        ==========
Net Income Per Common and Common
 Equivalent Share                                $     0.22         $    0.10          $     0.34        $     0.23
                                                 ==========         =========          ==========        ==========

See notes to consolidated financial statements.



              FIRST SOUTHERN BANCSHARES, INC.
           Consolidated Statements of Cash Flows
  For the Six Months ended June 30, 1997 and June 30, 1996
                        (Unaudited)
                                                                  June 30             June 30
                                                                    1997                1996
Cash flows from operating activities:
Net Income                                                      $   189,381       $   122,104
Depreciation                                                        171,032           129,432
Provision for loan loss                                              90,000            60,000
Deferred Income taxes                                                (5,872)                0
Other assets and accruals, net                                   (1,089,662)           22,629
                                                                ------------      -----------
                                                                   (645,121)          334,165

Cash flow from investing activities:
Decrease in Fund Funds Sold                                       1,300,000         2,300,000
Increase Interest-bearing deposits                               (3,865,616)                0
Proceeds from sale of securities held to maturity                   250,234                 0
Proceeds from maturities of securities available for sale            27,057         1,216,328
Proceeds from maturities of securities held to maturity             877,364         1,128,339
Purchase of securities available for sale                        (1,229,400)       (2,776,796)
Purchase of securities held for maturities                                0        (3,005,527)
Net increase in loans                                            (2,969,698)       (5,063,590)
Purchase of premises and equipment                                 (168,550)         (465,896)
                                                                ------------      ------------
                                                                 (5,778,609)       (6,667,142)

Cash flows from financing activities:
Net increase in deposits                                          2,160,439         5,749,278
Proceeds form line of credit                                              0           400,000
Increase in advances and other borrowings                         3,800,000                 0
Repayment of line of credit                                        (200,000)          (80,000)
Dividends paid                                                      (22,914)          (16,908)
Proceeds from the sale of stock                                     260,000            26,360
                                                                 ----------       ------------
                                                                  5,997,525         6,078,730

Net increase (decrease) in cash and due from banks                 (426,205)         (254,247)
                                                                 -----------      ------------
Cash and Due from Banks, beginning of year                        2,858,625         2,046,906

Cash and Due from Banks, end of quarter                         $ 2,432,420       $ 1,792,659
                                                                ===========       ===========

See notes to consolidated financial statements.


                 Securities Exchange Commission
                           Form 10-QSB



First Southern Bancshares and Subsidiary

Notes To Consolidated Financial Statements

Basis of Presentation: The consolidated statements of financial position as of June 30, 1997 and the related statements of income and cash flows for the six month period then ended are unaudited. In the opinion of management, such consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Southern Bancshares, Inc. and subsidiaries as of June 30, 1997 and December 31, 1996, and the results of their operations for the six month periods ended June 30, 1997 and 1996, and their cash flows for the six month periods ended June 30, 1997 and 1996.

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

Commitments and Contingents: In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of loan commitments at June 30, 1997 and December 31, 1996 was $6,102,000 and
$7,161,000, respectively. Management does not anticipate any significant losses to result from these transactions.

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

                Securities Exchange Commission
                       Form 10-QSB


Management Discussion and Analysis

Results of Operations

The Company reported after tax earnings of $189,381 for the six month period ended June 30, 1997, as compared to $122,104 for the same period in 1996. The Company earned net income after taxes of $120,234 for the second quarter of 1997 compared to $52,620 for the second quarter of 1996. The Company experienced higher levels of interest income and interest expense proportionate to its increase in asset size. Net interest income before provision for loan losses was $1,093,390 at June 30, 1997 as compared to $1,052,469 for the same period in 1996. During 1997, the Company increased its provision for loan losses by $30,000 or 50.00 percent to reflect the growth in the Company's loan portfolio. Net loans increased $7,910,000 or 28.98 percent as of June 30, 1997 from $27,296,000 at June 30, 1996.

Also, contributing to the Company's earnings growth was an increase in other income in the bank subsidiary. Other income increased by $236,000 to $780,789 compared to $545,000 at June
30, 1996.   For the six month period ending June 30, 1996 the
mortgage company was at a breakeven position.

Net Interest Income

Net interest income, the primary source of the Company's earnings, is the amount by which interest and fees generated by earning assets (principally loans and investment securities) exceeds the total interest costs of the funds (mainly deposits) obtained to carry them. Net interest income rose by $41,000 or
3.89 percent for the period ending June 30, 1997, as compared with the same period in 1996. Strong growth in interest-earning assets, primarily loans, accounted for the increase in net interest income. For the twelve month period ended June 30, 1997 gross loans grew by 28.07 percent, while total interest bearing deposits and other interest bearing liabilities grew by 22.14 percent.

STATEMENT OF CONDITION

Liquidity

The Bank typically manages its liquidity position through federal funds sold. However, in 1997 the Bank became a member of the Federal Home Loan Bank of Atlanta (the "FHLB") and now use advances from the FHLB to manage its liquidity. As a result, the Bank did not have any funds invested in federal fund sold at the ended on June 30, 1997. The Bank also maintains its excess cash balance at the FHLB. This account is interest-bearing and generally pays a higher interest rate than federal funds sold. At June 30, 1997, the Bank had $3,865,616 on deposit at the FHLB at an average rate of 5.38 percent. Using the FHLB has improved the Bank's ability to meet increasing loan demand and has assisted management's efforts in lowering its cost of funds. Additional sources of liquidity include cash and due from banks, federal funds line from correspondent banks, maturing investment securities and payments on commercial and installment loans.

At June 30,1997, the Bank's liquid assets (cash and due from banks, investment securities, federal funds sold and interest-bearing deposits) represented 31.03 percent of total assets compared to 30.57 percent at December 31, 1996.

                 Securities Exchange Commission
                         Form 10-QSB

Investment Securities

The Bank invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, mortgage backed bonds and recently, FHLB stock. At June 30, 1997 and December 31, 1996, the Bank's investment securities portfolio represented approximately 20.28 percent and 22.60 percent, of total assets, respectively

At June 30, 1997, the Bank's securities portfolio was invested in the following types of securities:

                       Available for Sale      Held for Maturity
U.S. Treasuries                   - %                   17%
U.S. Agencies                    77                     17
Mortgage Backed                   5                     22
Municipals                        -                     44
FHLB Stock                       18                      -
                                -----                  ----
                                100 %                  100%

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

At June 30, 1997, the allowance for loan losses represented 1.05 percent of gross loans compared to 1.12 percent at December 31, 1996. Management believes that this level of reserve is adequate to absorb possible loan losses on existing loans that may be uncollectible.

Premises and Equipment

First Southern operates three retail commercial banking operations in DeKalb County, Georgia. The Company's main office is located in Lithonia, Georgia, the South DeKalb Mall Branch is located in Decatur and the Company's Rockbridge Branch is located in Stone Mountain, Georgia. On July 19, 1996, the Company began operating the Rockbridge Plaza Branch after an extensive study of metropolitan Atlanta designed to determine the best location for a new branch. The Company also utilizes a building in Decatur, Georgia as its Operations Center.

The Company maintains a wide area network ("WAN"). The Company's WAN enables it to communicate to locations efficiently, as well as process customer information. The Company believes leading edge technology will further enhance the Company's ability to remain competitive with major banks. The Company's investment in premises and equipment at June 30, 1997 was $2,907,269 compared to $2,909,751 at December 31, 1996.

                  Securities Exchange Commission
                         Form 10-QSB

Deposits

The Company held total deposits of $47,695,763 at June 30, 1997, compared to $45,535,324 at December 31, 1996. This represents an increase of 4.74 percent and is primarily attributed to several marketing programs enacted by the Bank. For the six month period interest-bearing deposits increased by $1,221,000 or 21.80 percent and savings increased by $1,452,000 or 44.03 percent. Other time deposits increased by $2,952,000 or 20.20 percent through June 30, 1997, while time deposits of over $100,000 decreased by $3,240,000. The Bank replaced several large time deposits with advances from FHLB. The Bank is able to fund its growing loan portfolio with advances. The FHLB provides funding at rates lower then those demanded by jumbo certificates holders. During the period, FHLB advances increased to $3,800,000 at an average daily rate of 5.67 percent.


Stockholder's Equity

Stockholder's equity increased by 7.94 percent for the six month period ended June 30, 1997. This increase is due to 26,000 shares of authorized but unissued common stock sold during the first quarter which provided cash of $260,000. The unrealized gain or loss from securities is the difference between the fair market value and the book value of the Company's investment securities portfolio that was held in the available for sale category. The net unrealized gain on the investment portfolio was $13,088 at June 30, 1997, compared to a net unrealized loss of $10,937 at December 31, 1996. Total stockholders equity for June 30, 1997 was $6,074,819 and $5,627,789 at December 31, 1996. The Company
maintained total retained earnings of $520,586 and paid a cash dividend of $26,376 or .05 cent per share for shareholders of record as of December 31, 1996.



Part II.  Other Information

Item 1.  Legal Proceedings

During the quarter ended June 30, 1997, the company did not have any reportable legal proceedings.


Item 2.  Changes in Securities
     None.

Item 3.  Defaults upon Senior Securities
     None.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of First Southern Bancshares, Inc. was held on April 17, 1997. The stockholders elected directors Dr. William H. Cleveland, Robert L. Brown, Lynn
Pattillo and Thom Peters who will serve three year terms ending in May, 2000. Continuing directors are Gregory T. Baranco, Bernard
H. Bronner, Nathaniel Bronner, Jr., C. David Moody, Robert C. McMahan, Porter Sanford, III and James E. Young

                 Securities Exchange Commission
                          Form 10-QSB


Item 5.  Other Information

First Southern Bancshares, Inc. and Citizens Trust Bancshares
Corp. signed a letter of intent to merge on July 29, 1997. This merger is subjected to regulatory and shareholder approval.

Item 6.  Exhibits and Reports on Form 10-QSB

A)   Exhibits:

        Exhibit 27 - Financial Data Schedule

B)  Reports on Form 8-K :None


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



FIRST SOUTHERN BANCSHARES, INC.


DATE:  August 12, 1997                        /s/ James E. Young
                                              ____________________
                                              James E. Young
                                              President & CEO


                                              /s/ Willard C. Lewis
                                              _____________________
                                              Willard C. Lewis
                                              Executive Vice President & COO