Form 10KSB40/A
period 1996-12-31
FIRST SOUTHERN BANKSHARES INC/GA
filed 1997-10-21
CIK 1017299

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                FORM 10-KSB/A(1)
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For fiscal year ended December 31, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]

           For the transition period from ___________ to ____________

          Commission file number  0-28916

                        FIRST SOUTHERN BANCSHARES, INC.
                        -------------------------------
                 (Name of Small Business Issuer in Its Charter)

              GEORGIA                                   58-2171291
  -------------------------------                  -------------------
  (State or Other Jurisdiction of                   (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)


      2727 PANOLA ROAD, LITHONIA, GEORGIA                 30058
   ----------------------------------------             ----------
   (Address of Principal Executive Offices)             (Zip Code)

                                (770) 987-3511
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act:

               10,000,000 SHARES OF COMMON STOCK, $5.00 PAR VALUE
               --------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes    X       No________

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $5,518,619

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$4,417,460

Page 1 of ______ pages                     Exhibit Index on Page ____

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 553,503 at March 14, 1997.


          Transitional Small Business Disclosure format (check one):  Yes
_________  No     X____


                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Amended Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Part II.


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

          The Company acquired the assets of and employed the personnel of American Financial Mortgage Corp. on September 6, 1996. The resulting company, Mortgage Services, is a mortgage company licensed by the State of Georgia and has received lender approval from the Department of Housing and Urban Development, FHA, Fannie Mae and the Veterans Administration.

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

                    SELECTED FINANCIAL AND STATISTICAL DATA

TABLE 1

AVERAGE BALANCE SHEETS

                                                        1996                          1995                          1994
                                            --------------------------    --------------------------    --------------------------
                                                      INTEREST                      INTEREST                      INTEREST
                                            AVERAGE   INCOME/   YIELD/    AVERAGE   INCOME/   YIELD/    AVERAGE   INCOME/   YIELD/
                                            BALANCES  EXPENSE    RATE     BALANCES  EXPENSE    RATE     BALANCES  EXPENSE    RATE
                                            --------------------------    --------------------------    --------------------------
Assets:
Interest-bearing assets:
 Loans (including loan fees) (1)            $27,666    3,104    11.22%    $22,827    2,585    11.32%    $19,240    1,994    10.36%
 Investment securities:
  Taxable                                     9,557      615     6.44%      7,084      375     5.29%      6,285      308     4.90%
  Nontaxable                                  1,939       87     4.49%        172        7     4.07%         --       --       --
 Federal funds sold                           3,867      206     5.33%      3,473      202     5.82%      2,336       95     4.07%
                                            --------------------------    --------------------------    --------------------------
   Total interest-earning assets             43,029    4,012     9.32%     33,556    3,169     9.44%     27,861    2,397     8.60%
 Other non-interest earning assets            5,209                         4,490                         4,264
                                            -------                       -------                       -------
   Total assets                             $48,238                       $38,046                       $32,125
                                            =======                       =======                       =======
Liabilities and stockholders' equity:
Interest bearing liabilities:
 Deposits:
  Interest bearing demand and savings       $ 8,641      267     3.09%    $ 6,971      203     2.91%    $ 6,596      198     3.00%
  Time                                       25,281    1,483     5.87%     18,414    1,066     5.79%     14,777      618     4.18%
 Other borrowings                               255       21     8.24%         34        3     8.82%         --       --       --
                                            --------------------------    --------------------------    --------------------------
   Total interest bearing liabilities        34,177    1,771     5.18%     25,419    1,272     5.00%     21,373      816     3.82%
Other non-interest bearing liabilities        8,644                         7,469                         6,013
Stockholders' equity                          5,417                         5,158                         4,739
                                            -------                       -------                       -------
   Total liabilities and stockholders'
    equity                                  $48,238                       $38,046                       $32,125
                                            =======                       =======                       =======
Excess of interest-earning assets over
 interest-bearing liabilities               $ 8,852                       $ 8,137                       $ 6,488
                                            =======                       =======                       =======
Ratio of interest-earning assets to
 interest-bearing liabilities                125.90%                       132.01%                       130.36%
                                            =======                       =======                       =======
Net interest income                                   $2,241                        $1,897                        $1,581
                                                      ======                        ======                        ======
Net interest spread                                              4.14%                         4.44%                         4.79%
                                                                =====                         =====                         =====
Net interest yield on interest earning
 assets                                                          5.21%                         5.65%                         5.67%
                                                                =====                         =====                         =====

(1) Non-accrual loans and the interest income which was recorded on these loans (both prior and subsequent to the time the loans were placed on non-accrual status, if any) are included in the yield calculation for loans in all periods reported.

TABLE 2

VOLUME RATE ANALYSIS

The following table shows a summary of the changes in interest and income expense resulting from changes in volume and changes in rates for each major category of interest-earning assets and interest-bearing liabilities for 1996 over 1995, and 1995 over 1994.

                                                  1996 OVER 1995                               1995 OVER 1994
                                                  --------------                               --------------
                                      INCREASE (DECREASE) DUE TO CHANGES IN:       INCREASE (DECREASE) DUE TO CHANGES IN:
                                      VOLUME            RATE           TOTAL       VOLUME            RATE           TOTAL
                                      --------------------------------------       --------------------------------------
Interest income on:                   $                                            $
  Loans (including loan fees)          545               (26)           519         389               202            591
  Investment securities:
    Taxable                            145                95            240          41                26             67
    Nontaxable                          76                 4             80           3                 4              7
  Federal funds sold                    22               (18)             4          56                51            107
                                      -------------------------------------        -------------------------------------
      Total interest-earning assets    788                55            843         489               283            772

Interest expense on:
  Deposits:
    Interest bearing demand and
     savings                            50                14             64          11                (6)             6
    Time                               400                17            417         181               267            448
  Other borrowings                      19                (1)            18           1                 2              3
                                      -------------------------------------        -------------------------------------
      Total interest bearing
       liabilities                    $469                30            499        $193               263            456
                                      =====================================        -------------------------------------

Rate/volume variances are allocated between rate variances and volume variances using a weighted average allocation method.

TABLE 3

INVESTMENT PORTFOLIO

The following table presents the book value and market value of investments by category at December 31, 1996 and 1995.

                                         1996                   1995
                                 -------------------------------------------
                                   BOOK        MARKET      BOOK       MARKET
                                 -------------------------------------------
U.S. Treasury                    $ 1,348      $ 1,363     $3,290      $3,302
U.S. Government Agencies           5,880        5,862      4,577       4,620
State, county and municipal        2,743        2,735      1,160       1,159
Mortgage-backed Securities         1,810        1,798        461         470
                                 -------------------------------------------
                                 $11,781      $11,758     $9,488      $9,551
                                 ===========================================

                                                                     WEIGHTED
                                   U.S.         U.S.                 AVERAGE
MATURITIES AT DECEMBER 31,1996   TREASURY     AGENCIES      SCM       YIELDS
------------------------------   --------------------------------------------
Within 1 year                    $   451           --         --       5.34%
After 1 through 5 years              897        1,697        855       5.73%
After 5 through 10 years              --        4,183      1,173       6.93%
After 10 years                        --           --        715       5.19%
                                 -------------------------------------------
  Totals                         $ 1,348        5,880      2,743       6.32%
                                 ===========================================

TABLE 4

LOAN PORTFOLIO

The following table presents loans by type at the end of each of the last two years:

                                               1996         1995
                                             --------------------
Commercial, financial and agricultural       $19,552      $10,468
Real estate--construction                      3,117        2,239
Real estate--mortgage                          6,345        7,430
Installment loans to individuals               3,678        2,641
                                             --------------------
                                             $32,692      $22,778
                                             ====================

As of December 31, 1996, maturities of loans in the indicated classifications were as follows:

                              COMMERCIAL
                             FINANCIAL AND    REAL ESTATE
MATURITY                     AGRICULTURAL     CONSTRUCTION    TOTAL
--------                     -------------    ------------    -----
Within 1 year                  $ 3,768           $1,556      $ 5,324
1 to 5 years                    14,079            1,561       15,640
After 5 years                    1,705               --        1,705
                               -------           ------      -------
                               $19,552           $3,117      $22,669
                               =======           ======      =======

As of December 31, 1996, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows:

                                            FIXED      VARIABLE
                                           INTEREST    INTEREST
                                            RATES        RATES     TOTAL
                                           --------    --------    -----
Commercial, financial and agricultural:
  1 to 5 years maturity                     $4,674        9,405    14,079
  After 5 years maturity                       495        1,210     1,705
                                            ------       ------    ------
                                             5,169       10,615    15,784
Real estate--construction:
  1 to 5 years maturity                        120        1,441     1,561
  After 5 years maturity                        --           --        --
                                            ------       ------    ------
                                               120        1,441     1,561
                                            ------       ------    ------
                                            $5,289       12,056    17,345
                                            ======       ======    ======

The following summarizes past due and non-accrual loans, other real estate, and interest that would have been and has been reported on non-accrual loans as of December 31, 1996 and 1995.

                                              1996         1995
                                              ----         ----
Other real estate                              379           --
Accruing loans 90 days or more past due         --           --
Non-accrual loans                              184          164

A loan is placed on non-accrual status when, in management's judgment, the collection of interest appears doubtful. As a result of management's ongoing review of the loan portfolio, loans as classified as non-accrual generally when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90 day past due loans when such loans are well secured and in process of collection.

TABLE 5

ALLOWANCE FOR LOAN LOSSES

                                                         1996       1995
                                                         ---------------
Balance at beginning of year                            $ 386      $ 400
Charge-offs:
  Commercial, financial and agricultural                  175         36
  Real estate                                              --         --
  Installment loans to individuals                         35         89
                                                        ----------------
                                                          210        125
                                                        ----------------
Recoveries:
  Commercial, financial and agricultural                   32         13
  Real Estate                                              --         --
  Installment loans to individuals                         17          3
                                                        ----------------
                                                           49         16
                                                        ----------------
Net charge-offs                                           161        109

Additions charged to operations                           140         95
                                                        ----------------
Balance at end of year                                  $ 365      $ 386
                                                        ================
Ratio of net charge-offs during the period to
 average loans outstanding during the period             0.59%      0.48%
                                                        ================

Management's policy is to perform an annual review of the Bank's loan portfolio. As a result of this review and management's ongoing monitoring efforts, each loan is assigned a risk rating based upon the borrower's ability to repay, the underlying collateral, the economic conditions and other factors relevant to the loan. The allowance for loan losses is provided based upon the risk ratings assigned or specific losses identified. An assessment of the adequacy of the allowance for loan losses is made quarterly based upon the loan ratings and the composition and growth of the loan portfolio.

TABLE 6

DEPOSITS

The average balance of deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table:


                                     1996                     1997
                            ----------------------    -------------------
                              Amount       Rate         Amount     Rate
                            ----------------------    -------------------
Demand deposits:            $  8,321            -     $  7,066         -
  Non-interest bearing
  Interest-bearing demand
     and savings               8,641         3.09%       6,971      2.91%
  Time deposits               25,281         5.87%      18,414      5.79%
                             --------                  -------
                            $ 42,243                  $ 32,451
                             ========                  =======

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1996 are summarized as follows:

Within 3 months             $  4,610
After 3 through 6 months         793
After 6 through 12 months        502
After 12 months                4,067
                             -------
                            $  9,972
                             =======

TABLE 7

SELECTED RATIOS

The following table sets out certain ratios of the consolidated entity for the years indicated:

                                      1996      1995
                                  ------------------
Net income to:
  Average stockholders' equity       5.58%     6.01%
  Average assets                     0.63%     0.81%
Dividends to net income              8.61%       -
Average equity to average assets    11.23%    13.55%

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

          The capital levels established for each of the categories are as follows:

                                                         Total            Tier 1 Risk-
   Capital Category             Tier 1 Capital     Risk-Based Capital     Based Capital          Other
   ----------------             --------------     ------------------     -------------          -----
Well Capitalized                  5% or more         10% or more           6% or more        Not subject to
                                                                                             a capital
                                                                                             directive

Adequately Capitalized            4% or more         8% or more            4% or more             --

Undercapitalized                  less than 4%       less than 8%          less than 4%           --

Significantly                     less than 3%       less than 6%          less than 3%           --
  Undercapitalized

Critically Undercapitalized       2% or less                --                    --              --
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

                                    PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The responses to this item are included in the Company's Amended Annual Report to Shareholders under the heading, "Management's Discussion and Analysis," and are incorporated herein by reference.


ITEM 7.   FINANCIAL STATEMENTS

          The following financial statements are included in the Company's Amended Annual Report to Shareholders and are hereby incorporated herein by reference:

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

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a)   Exhibits

Exhibit
Number            Exhibit
------            -------
13.1 The Company's Amended 1996 Annual Report to Shareholders (incorporated by reference into Item 7 of this Annual Report on Form 10-KSB/A). Except with respect to those portions specifically incorporated by reference herein, the Company's Amended 1996 Annual Report to Shareholders is not deemed to be filed as part of this Report.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FIRST SOUTHERN BANCSHARES, INC.



                                      By:  /s/ James E. Young
                                         --------------------
                                          James E. Young
                                          President


                                      Date: October 17, 1997
                                            ----------------


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                    Title                      Date
     ---------                    -----                      ----


/s/ Gregory T. Baranco      Chairman of the Board       October 17, 1997
-----------------------
Gregory T. Baranco


/s/ Bernard H. Bronner      Director                    October 17, 1997
-----------------------
Bernard H. Bronner


/s/ Robert L. Brown         Director                    October 17, 1997
--------------------
Robert L. Brown


/s/ William H. Cleveland    Director                    October 17, 1997
-------------------------
William H. Cleveland


/s/ Robert McMahan          Director                    October 17, 1997
-------------------
Robert McMahan

/s/ C. David Moody          Director                    October 17, 1997
-------------------
C. David Moody


/s/ Lynn Pattillo           Director                    October 17, 1997
------------------
Lynn Pattillo


/s/ Thom Peters             Director                    October 17, 1997
----------------
Thom Peters


/s/ Porter Sanford          Director                    October 17, 1997
-------------------
Porter Sanford


/s/ James E. Young          Director and President      October 17, 1997
------------------
James E. Young*


/s/ Willard C. Lewis        Executive Vice President    October 17, 1997
--------------------
Willard C. Lewis**


By:  /s/ Willard C. Lewis
    ----------------------
   Willard C. Lewis
   Attorney-in-fact


*   Principal executive officer
**  Principal Accounting and Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number         Exhibit
-------        -------

 13.1 The Company's Amended 1996 Annual Report to Shareholders (incorporated by reference into Item 7 of this Annual Report on Form 10-KSB/A). Except with respect to those portions specifically incorporated by reference herein, the Company's Amended 1996 Annual Report to Shareholders is not deemed to be filed as part of this Report.