Form 10QSB
period 1997-09-30
FIRST SOUTHERN BANKSHARES INC/GA
filed 1997-11-14
CIK 1017299

Securities and Exchange Commission


                              FORM 10-QSB


  Quarterly Report Under Section 13 of the Securities Exchange Act of 1934

               For the Quarter Ended September 30, 1997



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



      553,603                                As of October 31, 1997
Shares of Common Stock                       Latest Practical Date

                    Securities Exchange Commission
                              Form 10-QSB

                           Quarterly Report
                 For Quarter Ended September 30, 1997




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

                           FIRST SOUTHERN BANCSHARES, INC.
                             Consolidated Balance Sheets
                                     (Unaudited)

                                                                          September 30        December 31
                                     ASSETS                                   1997               1996

     Current Assets
       Cash and due from banks                                            $  1,697,221        $  2,858,625
       Federal funds sold                                                            0           1,300,000
       Interest-bearing accounts                                               504,505                   0
       Securities available for sale, at fair value                          5,099,365           4,301,985
       Securities held to maturity, at amortized cost
         (fair value of $6,195,835 in 1997 and $7,456,739 in 1996)           6,130,048           7,480,583

       Loans                                                                36,680,692          32,691,757
       Less: allowance for loan losses                                        (388,834)           (365,231)
                                                                           ------------        ------------
          Loans, net                                                        36,291,858          32,326,526

     Premises and equipment, net                                             2,891,030           2,909,751
     Other assets                                                            2,424,052             967,168
                                                                           ------------       -------------
                                                                          $ 55,038,079        $ 52,144,638
                                                                           ============        ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

     Deposits
       Noninterest-bearing demand                                         $  9,288,456        $  9,979,254
       Interest-bearing demand                                               7,100,862           5,601,021
       Savings                                                               4,336,617           3,298,627
       Time, $100,000 and over                                               9,935,471          12,042,080
       Other time                                                           15,871,791          14,614,342
                                                                           ------------       -------------
         Total Deposits                                                     46,533,197          45,535,324

     Note Payable                                                              200,000             400,000
     Advances from Federal Home Loan Bank                                    1,300,000                   0
     Other Liabilities                                                         812,740             581,525
                                                                           ------------       -------------
         Total Liabilities                                                  48,845,937          46,516,849

     Stockholders' Equity
        Common stock, par value $5; 10,000,000 shares
          authorized; 554,958 issued and 553,603 outstanding
          in 1997 and 528,958 issued and 527,503 outstanding
          in 1996, respectively                                              2,775,290           2,644,790
       Surplus                                                               2,777,768           2,647,268
       Treasury Stocks, at cost                                                (10,913)            (10,913)
       Retained Earnings                                                       648,784             357,581
       Net unrealized gains (losses)                                             1,213             (10,937)
                                                                          -------------       -------------
         Total Stockholders' Equity                                          6,192,142           5,627,789
                                                                          -------------       -------------
       TOTAL LIABILITIES AND EQUITY                                       $ 55,038,079        $ 52,144,638
                                                                          =============       =============


See notes to consolidated financial statements.



                 FIRST SOUTHERN BANCSHARES, INC.
                 Consolidated Income Statements
                           (Unaudited)

                                                             Three Months Ended                       Nine Months Ended
                                                       September 30,     September 30,         September 30,      September 30,
                                                           1997                1996                1997               1996

Interest Income
  Interest & fees on loans                            $   989,358        $    827,539          $ 2,794,407         $ 2,250,087
  Interest on investments                                 183,593             195,566              563,266             492,077
  Interest on Federal funds                                     0              30,608               10,089             182,473
  Interest bearing deposits                                12,882                   0               22,445                   0
                                                      -----------        ------------          -----------         -----------
  Total Interest Income                                 1,185,833           1,053,715            3,390,207           2,924,637

Interest on Deposit                                       491,686             460,017            1,404,514           1,274,820
Interest on Advances and Other Borrowings                  44,505               9,200              109,413              12,850
                                                      -----------        ------------          -----------         -----------
                                                          536,191             469,217            1,513,927           1,287,670

  Net Interest Income                                     649,642             584,498            1,876,280           1,636,967

Provision for loan losses                                  45,000              44,000              135,000             104,000
                                                      -----------        ------------          -----------         -----------
  Net Interest Income After
    Provision for Loan Losses                             604,642             540,498            1,741,280           1,532,967
                                                      -----------        ------------          -----------         -----------
Other Income
  Service charge on deposits                              273,578             151,411              706,208             656,191
  Other charges and fees                                  420,745             176,168            1,169,987             216,045
                                                      -----------        ------------          -----------         -----------
                                                          694,323             327,579            1,876,195             872,236

Other Expenses
  Salaries & benefits                                     615,056             388,101            1,696,563           1,023,482
  Net Occupancy and equipment expenses                    184,223             152,748              506,806             427,197
  Other operating expenses                                324,340             232,689              978,098             701,392
                                                      -----------        ------------          -----------         -----------
                                                        1,123,619             773,538            3,181,467           2,152,071

Income Before Taxes                                       175,346              94,539              436,008             253,132

Income Tax Expense                                         47,149              29,787              118,430              66,276
                                                      -----------        ------------          -----------         -----------
Net Income                                            $   128,197        $     64,752          $   317,578         $   186,856
                                                      ===========        ============          ===========         ===========
Net Income Per Common and Common
Equivalent Share                                      $      0.23        $       0.12          $      0.58         $      0.36
                                                      ===========        ============          ===========         ===========

Common Equivalent Shares                                  547,883             523,005              547,883             523,085
                                                      ===========        ============          ===========         ===========

See notes to consolidated financial statements.



                        FIRST SOUTHERN BANCSHARES, INC.
                     Consolidated Statements of Cash Flows
      For the Nine Months ended September 30, 1997 and September 30, 1996


                                                               September 30       September 30
                                                                  1997               1996
Cash flows from operating activities:
Net Income                                                     $   317,578        $   186,856
Depreciation                                                       266,551            203,453
Provision for loan loss                                            135,000            104,000
Gain on sale of equipment                                                0            (10,557)
Deferred Income taxes                                                4,023             38,746
Increase in accrued expenses and other liabilities                 224,744            149,900
(Increase) other assets                                         (1,456,884)           (61,838)
                                                               ------------       ------------
                                                                  (508,988)           610,560

Cash flow from investing activities:
Decrease in Fund Funds Sold                                      1,300,000          3,950,000
Increase Interest-bearing deposits                                (504,505)                 0
Proceeds from sale of securities held to maturity                        0                  0
Proceeds from maturities of securities available for sale          442,499          1,232,259
Proceeds from maturities of securities held to maturity          1,356,229          1,753,905
Purchase of securities available for sale                       (1,229,400)        (2,997,623)
Purchase of securities held for maturities                               0         (3,842,555)
Net increase in loans                                           (4,100,332)        (7,994,426)
Proceeds from the sale of equipment                                      0             14,000
Purchase of premises and equipment                                (247,831)          (807,220)
                                                               ------------       ------------
                                                                (2,983,340)        (8,691,660)

Cash flows from financing activities:
Net increase in deposits                                           997,873          8,794,638
Proceeds from line of credit                                             0            400,000
Increase in advances and other borrowings                        1,300,000                  0
Repayment of line of credit                                       (200,000)           (80,000)
Dividends paid                                                     (27,949)           (16,908)
Proceeds from the sale of stock                                    261,000             26,460
                                                               ------------       ------------
                                                                 2,330,924          9,124,190

Net increase (decrease) in cash and due from banks              (1,161,404)         1,043,090
                                                               -----------        ------------
Cash and Due from Banks, beginning of year                       2,858,625          2,046,906

Cash and Due from Banks, end of quarter                        $ 1,697,221        $ 3,089,996
                                                               ===========        ===========

See notes to consolidated financial statements.


                    Securities Exchange Commission
                              Form 10-QSB

First Southern Bancshares and Subsidiary

Notes To Consolidated Financial Statements

Basis of Presentation: The consolidated statements of financial position as of September 30, 1997 and the related statements of income and cash flows for the nine month period then ended are unaudited. In the opinion of management, such consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Southern Bancshares, Inc. and subsidiaries as of September 30, 1997 and December 31, 1996, and the results of their operations for the nine month periods ended September 30, 1997 and 1996, and their cash flows for the nine month periods ended September 30, 1997 and 1996.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. A comprehensive set of the Company's notes are set forth in the Company's 1996 Annual Report to Shareholders on file with the Securities and Exchange Commission.

The accounting and reporting policies of the Company and its subsidiary conform to generally accepted accounting principles and with general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets held by the Bank in a fiduciary or agency capacity are not assets of the Bank and are not included in the financial statements.

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

Commitments and Contingents: In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of loan commitments at September 30, 1997 and December 31, 1996 was $6,012,000 and $7,161,000, respectively.
Management does not anticipate any significant losses to result from these transactions.

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

Statement of Financial Accounting Standards (FASB) No. 128 "Earnings Per Share" became effective for the Company for the year ended December 31, 1997. This new standard specifies the computation, presentation and disclosure requirements for earnings per share and is designed to simplify previous earnings per share standards and to make domestic and international practices more compatible. Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. All earnings per common share amounts have been restated to conform to the provisions of FASB No. 128.

Reclassifications:   Certain amounts for 1996 have  been  reclassified
to conform to the current period presentation.

                    Securities Exchange Commission
                              Form 10-QSB


Management Discussion and Analysis

Results of Operations

The Company reported after tax earnings of $317,578 for the nine month period ended September 30, 1997, as compared to $186,856 for the same period in 1996. The Company earned net income after taxes of $128,197 for the third quarter of 1997 compared to $64,752 for the third quarter of 1996. The Company experienced higher levels of interest income and interest expense proportionate to its increase in asset size. Net interest income before provision for loan losses was $1,876,280 at September 30, 1997 as compared to $1,636,967 for the same period in 1996 representing a 14.62% increase. This increase is attributed to the increase in loan volume at the Bank level. Net loans increased $6,010,000 or 29.81 percent to $36,292,000 as of September 30, 1997 from $30,282,000 at September 30, 1996. During 1997, the Company increased its provision for loan losses by $31,000 or 29.81 percent to reflect the growth in the Company's loan portfolio.

Also, contributing to the Company's earnings growth was an increase in other income at the bank subsidiary. Other income increased by $111,000 to $943,000 compared to $832,000 at September 30, 1996. This increase is primarily due to higher services charges on deposit accounts. For the three month and nine month periods ending September 30, 1997 the mortgage subsidiary had net income of $36,000. At September 30, 1996, the mortgage subsidiary has a net loss of $14,000.

Net Interest Income

Net interest income, the primary source of the Company's earnings, is the amount by which interest and fees generated by earning assets (principally loans and investment securities) exceeds the total interest costs of the funds (mainly deposits) obtained to carry them. Net interest income rose by $239,000 or 14.62 percent for the period ending September 30, 1997, as compared with the same period in 1996. Strong growth in loans accounted for the increase in net interest income. For the twelve month period ended September 30, 1997 gross loans grew by 19.61 percent while other interest-earning assets decreased by 20.20 percent to fund part of this loan growth. The results of replacing other earning assets with higher yielding loans has improved the Bank's net interest margin. The Bank also used advances from the Federal Home Loan Bank to fund its loan growth, that resulted in additional interest expenses but at a lower rate then interest paid on jumbo certificates. Total interest bearing deposits and other interest bearing liabilities only grew by 5.39 percent for the twelve month period.

STATEMENT OF CONDITION

Liquidity

In 1997, the Bank became a member of the Federal Home Loan Bank of Atlanta (the "FHLB") and now use advances from the FHLB for liquidity purposes. The Bank also maintains its excess cash balance at the FHLB. This account is interest-bearing and generally pays a higher interest rate than federal funds sold. At September 30, 1997, the Bank had $504,505 on deposit at the FHLB at an average rate of 5.45 percent. Using the FHLB has improved the Bank's ability to meet increasing loan demand and has assisted management's efforts in lowing its cost of funds. Additional sources of liquidity include cash and due from banks, interest-bearing deposits, federal funds line from correspondent banks, maturing investment securities and payments on commercial and installment loans.

At September 30,1997, the Bank's liquid assets (cash and due form banks, investment securities, federal funds sold and interest-bearing deposits) represented 24.40 percent of total assets compared to 30.57 percent at December 31, 1996.

                    Securities Exchange Commission
                              Form 10-QSB

Investment Securities

The Bank invests a portion of its assets in U.S. Treasury Bills and Notes, U.S. Government Sponsored Agency securities, mortgage backed bonds and recently, FHLB stock. At September 30, 1997 and December 31, 1996, the Bank's investment securities portfolio represented approximately 20.40 percent and 22.60 percent, of total assets, respectively

At September 30, 1997, the Bank's securities portfolio was invested in the following types of securities:

                        Available for Sale       Held for Maturity
U.S. Treasuries                   - %                   15%
U.S. Agencies                    76                     18
Mortgage Backed                   5                     23
Municipals                        -                     44
FHLB Stock                       19                      -
                                ----                   ----
                                100%                   100%
                                ====                   ====

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

At September 30, 1997, the allowance for loan losses represented 1.06 percent of gross loans compared to 1.12 percent at December 31, 1996. Management believes that this level of reserve is adequate to absorb possible loan losses on existing loans that may be uncollectible.

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

The Company maintains a wide area network ("WAN"). The Company's WAN enables it to communicate to locations efficiently, as well as process customer information. The Company believes leading edge technology will further enhance the Company's ability to remain competitive with major banks. The Company's net investment in premises and equipment at September 30, 1997 was $2,891,000 compared to $2,910,000 at
December 31, 1996.

                    Securities Exchange Commission
                              Form 10-QSB

Deposits

The Company held total deposits of $46,533,000 at September 30, 1997, compared to $45,535,000 at December 31, 1996. This represents an increase of 2.19 percent and is primarily attributed to several marketing programs enacted by the Bank. For the nine month period interest-bearing deposits increased by $1,500,000 or 26.78 percent and savings increased by $1,038,000 or 31.47 percent. Other time deposits increased by $1,257,000 or 8.60 percent through September 30, 1997, while time deposits over $100,000 decreased by $2,107,000 or 17.49 percent. The Bank replaced several large time deposits with advances from the FHLB. The Bank is able to fund it growing loan portfolio with FHLB advances. The FHLB provides funding at rates lower then those demanded by jumbo certificates holders. At September 30, 1997, FHLB advances outstanding was $1,300,000 at an average daily rate of
5.70 percent.  The Bank can borrow up to $7,500,000 from the FHLB.


Stockholder's Equity

Stockholder's equity increased by 7.94 percent for the nine month period ended September 30, 1997. This increase is due to 26,100 shares of authorized but unissued common stock sold during the first quarter which provided cash of $261,000. The unrealized gain or loss from securities is the difference between the fair market value and the book value of the Company's investment securities portfolio that was held in the available for sale category. The net unrealized gain on the investment portfolio was $1,213 at September 30, 1997 compared to a net unrealized loss of $10,937 at December 31, 1996. Total stockholders equity for September 30, 1997, was $6,192,142 and $5,627,789 at December 31, 1996. The Company maintained total retained earnings of $648,784 and paid a cash dividend of $26,376 or
 .05 cent per share to shareholders of record as of March 31, 1997.


Part II.  Other Information

Item 1.  Legal Proceedings

During the quarter ended September 30, 1997, the company did not have any reportable legal proceedings.


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



                    FIRST SOUTHERN BANCSHARES, INC.


DATE:  November 13, 1997
                              /s/ James E. Young
                              _____________________________________
                              James E. Young
                              President & CEO


                              /s/ Willard C. Lewis
                              __________________________________

                              Willard C. Lewis
                              Executive Vice President & COO